Form 10QSB
period 2006-12-31
Tia III, Inc
filed 2007-02-13
CIK 1377892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-52287

Tia III, Inc.
(Name of Small Business Issuer in its charter)

Delaware	51-0597905
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

7325 Oswego Road , Suite D
Liverpool, NY	13090
Address	Zip Code

Issuer's telephone number: 315.703.9017

Securities to be registered under Section 12(b) of the Act: none

Securities to be registered under Section 12(g) of the Exchange Act:

Name of Exchange on which to be so
Title of each class	registered each class is to be registered
Common Stock, $.0001	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format (Check one):   YES ☐ NO ☒

TIA III, INC.

- INDEX -

		Page(s)

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet at December 31, 2006 (Unaudited)	2

	Condensed Statements of Operations for the Three Months Ended December 31, 2006 and the Period from August 17, 2006 (Inception) to December 31, 2006 (Unaudited)	3

	Condensed Statement of Changes in Stockholders' Deficiency for the Period from August 17, 2006 (Inception) to December 31, 2006 (Unaudited)	4

	Condensed Statements of Cash Flows for the Three Months Ended December 31, 2006 and the Period from August 17, 2006 (Inception) to December 31, 2006 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	8

PART II - OTHER INFORMATION		9

Item 1.	Legal Proceedings	9

Item 2.	Changes in Securities	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
December 31, 2006
(Unaudited)

ASSETS

CASH	$1,686
TOTAL ASSETS	1,686

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES	$—
ADVANCES- RELATED PARTY	10,039

TOTAL LIABILITIES	10,039

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100
Deficit accumulated during the development stage	(8,453)

TOTAL STOCKHOLDER'S DEFICIENCY	(8,353)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$1,686

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2006	For the Period from August 17, 2006 (Date of Inception) to December 31, 2006

FORMATION COSTS	$(8,088)	$(8,453)

NET LOSS	$(8,088)	$(8,453)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,000,000	1,000,000

NET LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.00

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006
(Unaudited)

			Deficit
			Accumulated
			During the	Total
	Common stock		Development	Stockholder's
	Shares	Amount	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$—	$100

Net Loss	—	—	(365)	(365)

Balance at September 30, 2006	1,000,000	100	(365)	(265)

Net Loss	—	—	(8,088)	(8,088)

Balance at December 31, 2006	1,000,000	$100	$(8,453)	$(8,353)

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31, 2006	For the Period from August 17, 2006 (Date of Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,088)	$(8,453)
Decrease in Accrued Expenses	(74)	—

NET CASH USED IN OPERATING ACTIVITIES	(8,162)	(8,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	100
Proceeds from related party	—	10,039

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	10,139

NET (DECREASE) INCREASE IN CASH	(8,162)	1,686

CASH AT BEGINNING OF PERIOD	9,848	—

CASH AT END OF PERIOD	$1,686	$1,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Interest Paid	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia III, Inc. (the "Company") was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of December 31, 2006, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission ("SEC") defines such a company as "a development stage company" that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued 'penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company's operating costs through the earlier of a Business Combination or December 31, 2007. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company's financial position, results of operations and cash flows not misleading as of and for the period ended December 31, 2006. The results of operations for the three months ended December 31, 2006 and for the period August 17, 2006 (Date of Inception) to December 31, 2006, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company's Annual Report on Form 10-SB for the year ended September 30, 2006.

NOTE 3 - Summary of Significant Accounting Policies

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company's gross deferred tax asset related to capitalized start up costs for tax purposes totaled $3,380 at December 31, 2006 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

TIA III, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. The advances are non-interest bearing and with no stated repayment date.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 6 - New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $(8,088) for the three months ended December 31, 2006 and $(8,453) for the period from August 17, 2006 (Date of inception) to December 31, 2006. In addition, the Company has no working capital and has an accumulated deficit of $(8,453) as of December 31, 2006.

Plan of Operation

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to December 31, 2006.

A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and State securities law that regulate initial public offerings.

Liquidity and Capital Resources

As of December 31, 2006, other than minimal cash, the Company had no assets and there is currently a note payable due to Mary Passalaqua, the sole stockholder in the amount of $10,039.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2006.

Item 3. Controls and Procedures

 Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

The Company's independent registered accounting firm Marcum & Kliegman, LLP ("M&K"), informed management that in connection with its review of the financial results for the period from August 17, 2006 (Date of inception) to December 31, 2006, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company's financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Ms. Mary Passalaqua, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Ms. Passalaqua as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Ms. Passalaqua.

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Changes in internal controls

During the period from August 17, 2006 (Date of inception) to December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2005.

*3.2	By-Laws

31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 31, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Tia III, Inc.

Dated: February 6, 2007	By:	/s/ Mary Passalaqua
Mary Passalaqua
Principal Executive Officer and Principal Financial Officer