Form 10KSB
period 2007-09-30
Tia III, Inc
filed 2007-12-27
CIK 1377892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the annual period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-52287

Tia III, Inc.
(Name of Small Business Issuer in its charter)

Delaware	51-0597955
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

7325 Oswego Road , Suite D Liverpool, NY	13090
Address	Zip Code

Issuer's telephone number: 315.703.9017

Securities to be registered under Section 12(b) of the Act: none

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of Exchange on which to be so registered each class is to be registered
Common Stock, $.0001	N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one):   YES  ☐ NO ☒

TIA III, INC.
- INDEX -

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Tia III, Inc. (the "Company", “We, “Our” or the "Registrant") was incorporated in the State of Delaware on August 17, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

Forward Looking Statements

Certain matters discussed herein may constitute forward-looking statements and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation". We undertake no obligation to update or revise such forward-looking statements.

(b) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (“SEC”) defines such a company as "a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing ‘penny stock,’ as defined in Rule 3a-51-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments, will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Securities Exchange Act of 1934, as amended.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Company's common stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock during the current fiscal year.

(b) Holders. As of September 30, 2007, there was one record holder of 1,000,000 shares of the Company's common stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. Therefore, until a business combination is completed, the founding stockholder has agreed to fund the Company’s operating costs through the earlier of a business combination or December 31, 2008. We may also meet these costs by obtaining additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next twelve months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports, and
(ii)	Costs relating to consummating an acquisition.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In this regard, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

 Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Forward Looking Statements

Certain matters discussed herein may constitute forward-looking statements and as such may involve risks and uncertainties. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation". We undertake no obligation to update or revise such forward-looking statements.

Plan of Operation

The Company incurred a net loss of $ (19,077) for the year ended September 30, 2007 and a net loss of $(19,442) for the period from August 17, 2006 (Date of inception) to September 30, 2007. In addition, the Company has no working capital and has an accumulated deficit of $(19,442) as of September 30, 2007.

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to September 30, 2007. The sole stockholder has agreed to fund the Company’s operating costs through the earlier of a business combination or December 31, 2008.

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

Liquidity and Capital Resources

As of September 30, 2007, other than minimal cash, the Company had no assets and there is currently an advance from Mary Passalaqua, the sole stockholder in the amount of $14,121.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2007	F-2

Statements of Operations for the Year Ended September 30, 2007 and
For the period from August 17, 2006 (Date of Inception) to September 30, 2006 and
For the period from August 17, 2006 (Date of Inception) to September 30, 2007
F-3

Statement of Changes in Stockholder’s Deficiency for the period from August 17, 2006 (Date of Inception) to September 30, 2007	F-4

Statements of Cash Flows for the Year Ended September 30, 2007 and
For the period from August 17, 2006 (Date of Inception) to September 30, 2006 and
For the period from August 17, 2006 (Date of Inception) to September 30, 2007
F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TIA III, Inc.

We have audited the accompanying balance sheet of TIA III, Inc. (a development stage company) (the “Company”) as of September 30, 2007, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended September 30, 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2006 and for the period from August 17, 2006 (Date of Inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Ours audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIA III, Inc. (a development stage company), as of September 30, 2007, and the results of its operations and its cash flows for the year ended September 30, 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2006 and for the period from August 17, 2006 (Date of Incepiton) to September 30, 2007 in conformity with United States generally accepted accounting principles.

            /s/ Marcum & Kliegman, LLP

New York, New York

December 20, 2007

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
September 30, 2007

ASSETS

CASH	$46
TOTAL ASSETS	$46

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$4,335
ADVANCES- RELATED PARTY	14,121

TOTAL LIABILITIES	18,456

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100
Additional Paid in Capital	932
Deficit accumulated during the development stage	(19,442)
TOTAL STOCKHOLDER’S DEFICIENCY	(18,410)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$46

The accompanying notes are an integral part of these financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2007	For the Period from August 17, 2006 (Date of Inception) to September 30, 2006	For the Period from August 17, 2006 (Date of Inception) to September 30, 2007

REVENUES	$-	$-	$-

ACCOUNTING FEES	(16,701)	(74)	(1,735)
OTHER FORMATION COSTS	(1,444)	(291)	(16,775)
IMPUTED INTEREST	(932)	-	(932)
NET LOSS	$(19,077)	$(365)	$(19,442)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	750,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100

Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed interest on advance from related parties	-	-	932	-	932

Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)

Balance at September 30, 2007	1,000,000	$100	$932	$(19,442)	$(18,410)

The accompanying notes are an integral part of these financial statements.

TIA III, Inc.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the
		For the Period	Period from
		from August 17,	August 17,
	For the Year	2006 (Date of	2006 (Date of
	Ended	Inception) to	Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,077)	$(365)	$(19,442)
Adjustment to reconcile net loss to net cash used
in operting activities:
Imputed interest cost	932	-	932
Increase in accounts payable	4,261	74	4,335

NET CASH USED IN OPERATING ACTIVITIES	(13,884)	(291)	(14,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	100	100
Proceeds from related party	4,082	10,139	14,121

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,082	10,139	14,221

NET (INCREASE) IN CASH	(9,802)	9,848	46
CASH AT BEGINNING	9,848	-	-
CASH AT END	$46	$9,848	$46

The accompanying notes are an integral part of these financial statements.

TIA III, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

Tia III, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business.   As of September 30, 2007, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or September 30, 2008. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

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

The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled $ 6,165 at September 30, 2007 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

TIA III, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s cash flows, results of operations, financial position, or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN No. 48 to have a material impact on the Company’s cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

TIA III, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact, if any, to the financial condition or results of operations from the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report select ed financial assets and liabilities at fair value and establishes presentation and disclosure requirements design ed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $4,082 during the year ended September 30, 2007 from the sole stockholder. The advances are non-interest bearing and with no stated repayment date.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Registrant and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

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

Within the 90 days prior to the filing date of this annual report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

The Company's management, which is comprised solely of Mary Passalaqua, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our sole officer and employee identified a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board). A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Ms. Mary Passalaqua, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has decided that the risks associated with the dependence upon Ms. Passalaqua as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Ms. Passalaqua.

Internal Controls Over Financial Reporting

During the period from August 17, 2006 (Date of inception) to September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Mary Passalaqua , our sole officer and director, is currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise.

Our business is difficult to evaluate because we have no operating history.

The Company has no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

 The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution of, and an additional reduction in, the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, which may not represent fair value. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

 The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Control by Majority Shareholder.

Our Majority Shareholder currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, the Majority Shareholder controls the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

This stockholder will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

 This registration statement contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

ITEM 8B. OTHER INFORMATION

None

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a) Identification of Directors and Executive Officers.

A. Identification of Directors and Executive Officers. The current officer and director will serve for one year or until his successor(s) are elected and qualified. She is:

Name	Age	Position

Mary Passalaqua	58	President, Secretary, Sole Director

Mary Passalaqua, the Company’s President, Secretary and sole Director, has been the president and sole shareholder of Tia III, Inc. since inception in 2006.

Resume

Mary Passalaqua is a 1969 graduate of Liverpool High School in Liverpool, New York. From 1992 through 1999, Ms Passalaqua was Assistant Financial Officer for American Telecommunications Enterprise, Inc. located in Liverpool, New York. From 2000 through 2006, Ms Passalaqua is the Owner and Secretary at Laqua’s Chevrolet, Pontiac, and GMC Truck Center.

The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

 B. Significant Employees. None.

C. Family Relationships. None.

D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

E. The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

PRIOR BLANK CHECK COMPANY EXPERIENCE
The following chart sets forth the prior "blank check" company experience of our management:

Name	Initial Filing Date of Form 10-SB Registration Statement	Status	SEC File Number	Additional Information
Tia I, Inc.	October 31, 2006	Effective December 30, 2007	0-52285	Mrs. Passalaqua, the Company’s sole officer and director, has also been the sole officer and director of this company since its inception.

Tia II, Inc.	October 31, 2006	Effective December 30, 2007	0-52286	Mrs. Passalaqua, the Company’s sole officer and director, has also been the sole officer and director of this company since its inception.

Tia IV, Inc.	October 31, 2006	Effective December 30, 2007	0-52288	Mrs. Passalaqua, the Company’s sole officer and director, has also been the sole officer and director of this company since its inception.

The Company’s sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Further, no acquisitions, mergers, or business combinations between the Company and another entity or business have occurred nor are any such transactions pending.

ITEM 10. EXECUTIVE COMPENSATION.

The Company’s sole officer and director has not received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company’s sole officer and director intends to devote only a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners.

 The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Mary Passalaqua
106 Glenwood Drive S.
Liverpool, NY 13090	1,000,000	100%

All Officers and Directors as a group	1,000,000	100%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company received two advances from Mary Passalaqua, the Company’s sole stockholder on August 16, 2006 and August 28, 2006, in the amounts of $139 and $10,000 respectively. On August 28, 2006, the total amount owed by the Company for the advances was decreased by $100 with the purchase of 1,000,000 shares of common stock at .0001 by Mary Passalaqua. The Company received a further advance of $4,082 during the year ended September 30, 2007 from the sole stockholder. The advances are non-interest bearing and with no stated repayment date.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-B. Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

(b) Reports on Form 8-K. None

ITEM 14. PRINCIPAL ACCOUNATANT FEES AND SERVICES

The Company’s independent registered accounting firm Marcum & Kliegman LLP conducted an audit and quarterly reviews for the Company, and for the period ended September 30, 2007, the Company has incurred approximately $ 16,000 in accounting fees for these services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Tia III, Inc.

Date: December 20, 2007	By:	/s/ Mary Passalaqua
Mary Passalaqua
Principal Executive Officer and Principal Financial Officer