Form 10QSB
period 2007-12-31
Tia III, Inc
filed 2008-02-19
CIK 1377892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-52287

Tia III, Inc.

(Name of Small Business Issuer in its charter)

Delaware	E51-0597905
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

7325 Oswego Road , Suite D
Liverpool, NY	13090
Address	Zip Code

Issuer's telephone number: 315.703.9017

Securities to be registered under Section 12(b) of the Act: none

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of Exchange on which to be so
registered each class is to be registered

Common Stock, $.0001	N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format (Check one):   YES  ☐  NO ☒

TIA III, INC.

- INDEX -

		Page(s)

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet at December 31, 2007 (Unaudited)	2

	Condensed Statements of Operations for the Three Months Ended December 31, 2007 and 2006 and the Period from August 17, 2006 (Inception) to December 31, 2007 (Unaudited)	3

	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to December 31, 2007 (Unaudited)	4

	Condensed Statements of Cash Flows for the Three Months Ended December 31, 2007 and 2006 and the Period from August 17, 2006 (Inception) to December 31, 2007 (Unaudited)	5

	Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	9

PART II - OTHER INFORMATION		10

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
December 31, 2007
(Unaudited)

ASSETS

CASH	$28
TOTAL ASSETS	$28

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$4,731
ACCRUED EXPENSES	7,500
ADVANCES- RELATED PARTY	14,450

TOTAL LIABILITIES	26,681

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-
Common stock, $.0001 par value; 250,000,000 shares authorized,
1,000,000 shares issued and outstanding.	100
Additional Paid in Capital	1,232
Deficit accumulated during the development stage	(27,985)

TOTAL STOCKHOLDER’S DEFICIENCY	(26,653)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$28

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31, 2007		For the Three Months Ended December 31, 2006	For the Period from August 17 2006 (Date of Inception) to December 31, 2007
REVENUES		$-	$-	$-

ACCOUNTING FEES		(7,889)	(7,718)	(24,664)
OTHER FORMATION COSTS		(354)	(370)	(2,089)
IMPUTED INTEREST		(300)	-	(1,232)
NET LOSS	$	(8,543)	$(8,088)	$(27,985)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED		1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED		(0.01)	(0.01)

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100

Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed interest on advance from related parties	-	-	932	-	932

Net loss for the year ended September 30, 2007	-	-	-	(19,077)	(19,077)

Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)

Imputed interest on advance from related parties	-	-	300	-	300

Net loss for the period ended December 31, 2007	-	-	-	(8,543)	(8,543)

Balance at December 31, 2007	1,000,000	$100	$1,232	$(27,985)	$(26,653)

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31, 2007	For the Three Months Ended December 31, 2006	For the Period of August 16, 2006 (Date of Inception) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,543)	$(8,088)	$(27,985)
Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest cost	300	—	1,232
Increase in accounts payable	396	—	4,731
Increase (Decrease) in accrued expenses	7,500	(74)	7,500
NET CASH USED IN OPERATING ACTIVITIES	(347)	(8,162)	(14,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	—	100
Proceeds from related party	329	—	14,450

NET CASH PROVIDED BY FINANCING ACTIVITIES	329		14,550

NET (DECREASE) INCREASE IN CASH	(18)	(8,162)	28

CASH AT BEGINNING OF PERIOD	46	9,848

CASH AT END OF PERIOD	$28	$1,686	$28

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia III, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of December 31, 2007, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended December 31, 2007. The results of operations for the three months ended December 31, 2007 and for the period August 17, 2006 (Date of Inception) to December 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

The Company’s gross deferred tax asset related to primarily net operating loss (“NOL”) carryover for tax purposes totaled $ 9,515 at December 31, 2007 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

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

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board ( “FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SPAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SPAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

TIA III, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. During 2007, the Company received further advances in the amount of $4,411 from the sole stockholder. As of December 31, 2007 the Company owes $14,450 to the sole stockholder. The advances are non-interest bearing with no stated repayment date.
.
NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $(8,543) for the three months ended December 31, 2007 and $(27,985) for the period from August 17, 2006 (Date of inception) to December 31, 2007. In addition, the Company has a working capital deficit of $(26,653) and has an accumulated deficit of $(27,985) as of December 31, 2007.

Plan of Operation

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to December 31, 2007.

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

Liquidity and Capital Resources

As of December 31, 2007, other than minimal cash, the Company had no assets and there is currently a note payable due to Mary Passalaqua, the sole stockholder in the amount of $14,450.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.
Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2007.

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

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from August 17, 2006 (Date of inception) to December 31, 2007, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Ms. Mary Passalaqua, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Ms. Passalaqua as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Ms. Passalaqua.

Item 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

Changes in internal controls

During the period from August 17, 2006 (Date of inception) to December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

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

Tia III, Inc.

Dated: February 18, 2008	By:	/s/ Mary Passalaqua
Mary Passalaqua
Principal Executive Officer and Principal Financial Officer