Form 10QSB
period 2008-06-30
Tia III, Inc
filed 2008-08-19
CIK 1377892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Issuer's telephone number: 305.304.7406

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of June 30, 2008.

Transitional Small Business Disclosure Format (Check one):   YES  ☐  NO ☒

TIA III, INC.

- INDEX -

		Page(s)

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet at June 30, 2008 (Unaudited)	3

	Condensed Statements of Operations for the Three Months Ended June 30, 2008 and June 30, 2008 the Six Months Ended June 30, 2008 and June 30, 2008 and the Period from August 17, 2006 (Inception) to June 30, 2008 (Unaudited)	4

	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to June 30, 2008 (Unaudited)	5

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007 and the Period from August 17, 2006 (Inception) to June 30, 2008 (Unaudited)	6

	Notes to Condensed Financial Statements	7-9

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TIA III, INC.
(A DELVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
June 30, 2008
(Unaudited)

ASSETS

CASH	$226

TOTAL ASSETS	$226

LIABILITIES & STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$12,615
ADVANCES - RELATED PARTY	18,208

TOTAL LIABILITIES	30,823

Stockholders' Deficiency
Preferred Stock- $.0001 par value; 10,000,000 shares authorized, 0 issued
Common Stock- $.0001 par value; 250,000,000 shares authorized; 1,000,000 shares issued and outstanding	100
Additional Paid in Capital	1,982
Deficit accumulated during the development stage	(32,679)

TOTAL STOCKHOLDERS' DEFICIENCY	(30,597)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$226

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period from August 17,
	For the Three	For the Three	For the Nine	For the Nine	2006 (Date of
	Months Ended	Months Ended	Months Ended	Months Ended	Inception) to
	June 30,	June 31,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

ACCOUNTING FEES	(325)	-	(10,947)	-	(27,722)
OTHER FORMATION COSTS	(468)	(492)	(1,240)	(11,636)	(2,975)
IMPUTED INTEREST	(375)	-	(1,050)	-	(1,982)

NET LOSS	$(1,168)	$(492)	$(13,237)	$(11,636)	$(32,679)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO JUNE 30, 2008
(Unaudited)

				Deficit
				Accumulated
				During
	Common Stock		Additional	Development
	Shares	Par Value	Paid in Capital	Stage	Total

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100

Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed Interest on advance from related parties	-	-	932	-	932

Net loss for the year ended September 30, 2007	-	-	-	(19,077)	(19,077)

Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)

Imputed Interest on advance from related parties	-	-	1,050	-	1,050

Net loss for the period ended June 30, 2008	-	-	-	(13,237)	(13,237)

Balance at June 30, 2008	1,000,000	$100	$1,982	$(32,679)	$(30,597)

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine	For the Period
	Months Ended	Months Ended	from August 17, 2006
	June 30,	June 30,	(Date of Inception) to
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,237)	$(11,636)	$(32,679)

Adjustment to reconcile net loss to net cash used in operating activities:

Imputed interest cost	$1,050	$-	$1,982
Increase in accounts payable	8,280	517	12,615

Net Cash Used in Operating Activities	(3,907)	(11,119)	(18,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	4,087	1,328	18,208

Net Cash Provided by Financing Activities	4,087	1,328	18,308

Net Increase in Cash	180	(9,791)	226

Cash -Beginning	46	9,847	-

Cash - Ending	$226	$56	$226

The accompanying notes are an integral part of these condensed financial statements.

TIA III, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia III, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of June 30, 2008, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or June 30, 2009. There is no assurance that the Company will be able to successfully complete a Business Combination.

On July 28, 2008 the Company executed, delivered and consummated a Securities Purchase Agreement (the “ Securities Purchase Agreement ”) by and among the Company, Mary Passalaqua, and Daniel J. Del Sonno who are signatories to the Securities Purchase Agreement. Mrs. Passalaqua was, until July 28, 2008, the Company’s sole officer, director and shareholder.

Pursuant to the terms of the Securities Purchase Agreement Daniel J. Del Sonno purchased 2,000,000 common shares of Company at $.0001 per share.   As a result, the control of the Company changed on July 28, 2008.

It is proposed that Company focus on the acquisition, and development of existing producing oil & gas properties and operators (“drillers”) in the U. S. The Company will seek to acquire rights to and interests in existing oil & gas leases and operators of oil & gas wells through a variety of methods including, but not limited to, the direct investment in properties and operators or a joint venture arrangement to mutually develop and commercialize the existing oil & gas leases.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended June 30, 2008. The results of operations for the three and six months ended June 30, 2008 and for the period August 17, 2006 (Date of Inception) to June 30, 2008, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

The Company’s gross deferred tax asset related to primarily net operating loss (“NOL”) carryover for tax purposes totaled $ 11,111 at June 30, 2008 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

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

TIA III, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. During 2008, the Company received further advances in the amount of $3,758 from the sole stockholder. As of June 30, 2008 the Company owes $18,208 to the sole stockholder. The advances are non-interest bearing with no stated repayment date.
.
NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Further, pursuant to the Share Purchase Agreement, the Company agreed to designate an additional 30,000,000 shares of its capital stock as preferred shares. However, there was no preference or designation of rights assigned to the additional preferred shares. Such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $ (1,168) for the three months ended June 30, 2008, $(13,237) for the nine months ended June 30, 2008 and $(32,679) for the period from August 17, 2006 (Date of inception) to June 30, 2008. In addition, the Company has a working capital deficit of $(30,597) and has an accumulated deficit of $(32,679) as of June 30, 2008.

Plan of Operation

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to June 30, 2008.

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

It is proposed that Company focus on the acquisition, and development of existing producing oil & gas properties and operators (“drillers”) in the U. S. The Company will seek to acquire rights to and interests in existing oil & gas leases and operators of oil & gas wells through a variety of methods including, but not limited to, the direct investment in properties and operators or a joint venture arrangement to mutually develop and commercialize the existing oil & gas leases.

Liquidity and Capital Resources

As of June 30, 2008, other than minimal cash, the Company had no assets and there is currently a loan payable due to Mary Passalaqua, the sole stockholder in the amount of $18,208.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

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

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from August 17, 2006 (Date of inception) to June 30, 2008, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Daniel Del Sonno, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Mr. Del Sonno as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Mr. Del Sonno.

Changes in internal controls

During the period from August 17, 2006 (Date of inception) to June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors. None

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K. *

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 10, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 31, 2006, and incorporated herein by this reference.

(b) Reports on Form 8-K. Filed with the Securities and Exchange Commission on August 4, 2008 and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Tia III, Inc.

Dated: August 19, 2008	By:	/s/ Daniel Del Sonno
Daniel Del Sonno
Principal Executive Officer and
Principal Financial Officer