Form 10KSB
period 2008-09-30
Tia III, Inc
filed 2009-01-08
CIK 1377892

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the annual period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-52287

PTL Energy Inc.
(Name of Small Business Issuer in its charter)

Delaware	51-0597955
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

1768 Park Center Dr. , Suite 325 Orlando, FL	32835
Address	Zip Code

Issuer's telephone number: 315.703.9017

Securities to be registered under Section 12(b) of the Act: none

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of Exchange on which to be so registered each class is to be registered
Common Stock, $.0001	N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐ .

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐ ..

APPLICABLE ONLY TO CORPORATE ISSUERS

9,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of September 30, 2008.

Transitional Small Business Disclosure Format (Check one):   YES  ☐ NO ☒

PTL ENERGY INC.
- INDEX -

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

PTL Energy Inc. (the "Company", “We, “Our” or the "Registrant") was incorporated in the State of Delaware on August 17, 2006 under the name Tia III Inc. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made significant efforts since July 16, 2008 to identify a possible business combination.  The Company extensively negotiated with several parties in Texas concerning an existing deep oil well and requested other like opportunities from industry contacts. As a result, the Company identified, conducted negotiations and entered into a non-binding letter of intent dated December 7, 2008 with a target business. That target business is the proposed acquisition of 60% of Hickory Creek LLC., and 60% of Hickory Creek Pipeline Co, an existing natural gas producer and pipeline company in Manchester, Tennessee (collectively referred to herein as “Hickory Creek”).  The business purpose of the Company is to seek the acquisition of, or merger with, Hickory Creek.

(b) Forward Looking Statements

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

(c) Business of Issuer

Currently, the Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission (“SEC”) defines such a company as "a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing ‘penny stock,’ as defined in Rule 3a-51-1 under the Securities Exchange Act of 1934 (“Exchange Act”). Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with Hickory Creek or other similar business rather than immediate, short-term earnings. The Company will restrict its potential candidate target companies to any energy business, industry located in the U. S.

The analysis of new energy business opportunities and specifically Hickory Creek has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in the energy business. In its efforts to analyze potential energy acquisition targets, the Registrant will consider the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new fields or leases;

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

(d) Form of Acquisition

The manner in which the Registrant participates in an opportunity such as Hickory Creek will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in an energy business opportunity such as Hickory Creek through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon the issuance to the stockholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholders’ approval.

It is anticipated that the investigation of specific energy business opportunities such as Hickory Creek and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments, will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific energy business opportunity such as Hickory Creek, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

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

(e) Reports to security holders.

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

None

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS.

(a) Market Information. The Company's common stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock during the current fiscal year.

(b) Holders. As of September 30, 2008, there were two record holders of 9,000,000 shares of the Company's common stock.

(c) Dividends. The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company was formed as a vehicle to pursue a business combination and has made significant efforts since July 16, 2008 to identify a possible business combination. As a result, the Company has identified and conducted negotiations and entered into a non-binding letter of intent (‘LOI”) concerning a target business. All terms and conditions concerning the acquisition shall be stated in a purchase agreement acceptable to both parties on or prior to January 31, 2009. Failure by the parties to execute a purchase agreement on or prior to January 31, 2009 shall terminate the LOI without penalty to either party. The target business is the proposed acquisition of 60% of Hickory Creek LLC., and 60% of Hickory Creek Pipeline Co, an existing natural gas producer and pipeline company in Middle Tennessee (collectively referred to herein as “Hickory Creek”).  The business purpose of the Company is to seek the acquisition of, or merger with, Hickory Creek.

The Company does not currently engage in any business activities that provide cash flow. Therefore, until a business combination is completed, the current directors have agreed to fund the Company’s operating costs through the earlier of a business combination or January 31, 2009. We may also meet these costs by obtaining additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next twelve months we anticipate incurring costs related to:

(i)	Filing of Exchange Act reports, and
(ii)	Costs relating to consummating an acquisition.

The Company may consider an energy business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new field or leases, or is an established energy business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, an energy company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

The Company recently entered into a non-binding (on either party) Letter of Intent dated December 7, 2008 and executed on December 23, 2008 to acquire a 60/% interest in Hickory Creek Energy LLC. and Hickory Creek Pipeline LLC. (collectively “Hickory Creek”) for $3.0 million of which $1.5 million will be an equity payment to the members of Hickory Creek and $1.5 million in cash. Hickory Creek is an existing gas company in Manchester, Tennessee. The proposed Hickory Creek acquisition requires the Company to raise $3.0 million in financing and there are no assurances that this funding can be completed. Further, Hickory Creek is in its early stages of development or growth, and without an established records of sales or earnings. In this regard, we will be subject to numerous risks inherent in the energy business, operations and funding of early stage or potential emerging growth energy companies.

In the near term, our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in the energy industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Plan of Operation

The Company incurred a net loss of $ (126,606) for the year ended September 30, 2008, and a net loss of $(146,048) for the period from August 17, 2006 (Date of Inception) to September 30, 2007. In addition, the Company has no working capital and has an accumulated deficit of $(146,048) as of September 30, 2008.

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to September 30, 2008. One of the stockholders has agreed to fund the Company’s operating costs through the earlier of a business combination or January 31, 2009.

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

Liquidity and Capital Resources

As of September 30, 2008, other than minimal cash, the Company had no assets and there is currently a loan from Mary Passalaqua, the majority stockholder in the amount of $ 18,208.  The loan is due on demand. The Company is accruing 6% per annum on the loan.

On or about July 1, 2008 the Company entered into a contract with Intriex for consulting services and to assist in obtaining equity financing for the company.  Intriex has funded the ongoing operations of Company through advances of funds since July 21, 2008. The Company has agreed to return the advances to Intriex plus a fee of double the advances. The advances and fees will be paid after the Company closes on a funding arranged by Intriex. As of September 30, 2008 the balance of the advances was $20,800 and the accrued fees are $41,600. As of December 29, 2008 the balance of advances is $86,735 and the accrued fee is $173,471.

 Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PTL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2008	F-2

Statements of Operations for the Year Ended September 30, 2008 and 2007 and For the period from August 17, 2006 (Date of Inception) to September 30, 2008	F-3

Statement of Changes in Stockholders’ Deficiency for the period from August 17, 2006 (Date of Inception) to September 30, 2008	F-4

Statements of Cash Flows for the Year Ended September 30, 2008 and 2007 and For the period from August 17, 2006 (Date of Inception) to September 30, 2008	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PTL Energy Inc.

We have audited the accompanying balance sheet of PTL Energy Inc. (a development stage company) (the “Company”) as of September 30, 2008, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended September 30, 2008 and 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTL Energy Inc. (a development stage company), as of September 30, 2008, and the results of its operations and its cash flows for the year ended September 30, 2008 and 2007 and for the period from August 17, 2006 (Date of Inception) to September 30, 2008 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred a deficit accumulated during the development stage of $146,048 and cash flows used in operating activities of $38,877 during the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York

January 6, 2009

PTL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
September 30, 2008

ASSETS

CASH	$431
TOTAL CURRENT ASSETS	$431

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
ACCOUNTS PAYABLE	$12,615
ACCRUED LEGAL FEES	50,000
ACCRUED FINANCING FEES	41,600
LOAN PAYABLE - STOCKHOLDER	18,208
ADVANCES	20,800
TOTAL CURRENT LIABILITIES	143,223

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	0
Common stock, $.0001 par value; 250,000,000 shares authorized, 9,000,000 shares issued and outstanding.	900
Additional Paid in Capital	2,356
Deficit accumulated during the development stage	(146,048)
TOTAL STOCKHOLDERS’ DEFICIENCY	(142,792)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$431

The accompanying notes are an integral part of these financial statements.

PTL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended September 30, 2008	For the Year ended September 30, 2007	For the Period from August 17, 2006 (Date of Inception) to September 30, 2008

REVENUES	$-	$-	$-

ACCOUNTING FEES	(10,947)	(16,701))	(27,722)
LEGAL FEES	(50,000)	-	(50,000)
OTHER FORMATION COSTS	(63,635)	(1,444))	(65,370)
OTHER	(600)	-	(600)
IMPUTED INTEREST	(1,424)	(932)	(2,356)
NET LOSS	$(126,606)	$(19,077))	$(146,048)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	2,420,765	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PTL ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100

Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)

Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed interest on loan from stockholder	-	-	932	-	932

Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)

Balance at September 30, 2007	1,000,000	$100	$932	$(19,442)	$(18,410)

Common Shares issued on July 28, 2008 at $0.0001 per share	2,000,000	200	-	-	200

Common Shares issued in connection with Separation agreement on July 28, 2008 at $0.0001 per share	6,000,000	600	-	-	600

Imputed interest on loan from stockholder	-	-	1,424	-	1,424

Net loss for the period ended September 30, 2008	-	-	-	(126,606)	(126,606)

Balance at September 30, 2008	9,000,000	$900	$2,356	$(146,048)	$(142,792)

The accompanying notes are an integral part of these financial statements.

PTL ENERGY Inc.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the
			Period from
	For the Year ended	For the Year ended	August 17, 2006 (Date of Inception)
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,606))	$(19,077)	$(146,048))
Adjustment to reconcile net loss to net cash
used by operating activities:
Stock based compensation	600	—	600
Imputed interest cost	1,424	932	2,356
Increase in accounts payable and accrued expenses	99,880	4,261	104,215

NET CASH (USED IN) OPERATING ACTIVITIES	(24,702)	(13,884)	(38,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	200		300
Proceeds from related party	4,087	4,082	18,208
Proceeds from advances – other	20,800	-	20,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	25,087	4,082	39,308

NET INCREASE (DECREASE) IN CASH	385	(9,802)	431
CASH – beginning	46	9,848	-
CASH – ending	$431	$46	$431

The accompanying notes are an integral part of these financial statements.

PTL ENERGY INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Organization, Business and Operations

PTL Energy Inc. (the “Company”) was incorporated in Delaware on August 17, 2006 as TIA III, Inc, with an objective to acquire, or merge with, an operating business.  The Company changed its name with the Delaware Secretary of State to PTL Energy Inc. on October 31, 2008. As of September 30, 2008, the Company had not yet commenced any operations.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business (“Business Combination”) rather than immediate, short-term earnings. The Company will restrict its potential candidate target companies to the energy business, industry or geographical location and, thus, may acquire any type of business. The analysis of new energy business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

The Company has identified and conducted negotiations and entered into a non-binding letter of intent (‘LOI”) concerning a target business. That target business is the proposed acquisition of 60% of Hickory Creek LLC., and 60% of Hickory Creek Pipeline Co, an existing natural gas producer and pipeline company in Middle Tennessee (collectively referred to herein as “Hickory Creek”).  The business purpose of the Company is to seek the acquisition of, or merger with, Hickory Creek.

 There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Development Stage Company/Going Concern

The Company has not generated any revenues to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and the Company’s continued existence is dependent upon its ability to obtain additional debt and/or equity financing. The Company has yet to generate a positive cash flow from operations, and until then, the Company is totally dependent upon debt and equity funding to finance the Company’s operations. These factors raise substantial doubt about the Company’s continued existence as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On or about July 1, 2008 the Company entered into a one year contract with Intriex for consulting services and to assist the Company in obtaining equity financing.  No fees are due, unless the Company has closed on an equity financing agreement.

Intriex has funded the ongoing operations of Company, through advances of funds. The Company has agreed to return the advances to Intriex plus a fee of double the advances. As of September 30, 2008 the balance of the advances is $20,800 and the accrued fee is $41, 600. As of December 29, 2008 the balance of advances is $86,735 and the accrued fee is $173,471.

On or about December 5, 2008 Mr. Charles Giannetto agreed to accept a position as CEO of Company and serve on the Board of Directors. Prior to accepting the positions, Mr. Giannetto was retained by the Company as outside legal counsel and has invoiced the Company for $50,000 for his legal services which is still outstanding and recorded in accrued expenses.

NOTE 3 - Summary of Significant Accounting Policies

Income Taxes

 Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest Expense” in the Statements of Operations. Penalties would be recognized as component of “General and Administrative expenses”.

The Adoption of the provision of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of September 30, 2008 no liability for unrecognized tax benefits was required to be recorded.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes are determined based on the differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company recognized a deferred tax asset of approximately $49,000 as of September 30, 2008, primarily relating to costs incurred during as a development stage company. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that is more likely than not that the Company will be able to realize  its tax benefits; therefore, a valuation allowance of $49,000 was established for the full value of the deferred tax asset. For the year ended September 30, 2008, the valuation allowance increased by approximately $43,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007	For the Period from August 17, 2006 (Date of Inception) to September 30, 2008
Expected Statutory Rate	34.0%	34.0%	34.0%
State income tax rate, net of federal benefit	5.5%	5.5%	5.5%
	39.5%	39.5%	39.5%
Valuation Allowance	-39.5%	-39.5%	-39.5%
Net Actual Rate	0.0%	0.0%	0.0%

PTL ENERGY INC.
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

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB No. 51”) , to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s calendar year beginning January 1, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January  1, 2009 for the Company). Early application is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 141(R) on its financial statements.

On October 10, 2008 the FASB issue FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP).” The FSP clarifies the application of FASB Statement No. 157 in a market that is not active. The guidance is primarily focused on addressing how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs does not exist; how available observable inputs in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), to require enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its results of operations and financial condition, but does not expect it to have a material impact.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its results of operations and financial condition, but does not expect it to have a material impact.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaced SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition –related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of FASB Statement No. 115.  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  The Company adopted SFAS 159 beginning in the first quarter of 2008, without material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in 2008 without material effect on the Company’s financial position or results of operations.

PTL ENERGY INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 NOTE 4 – Loan Payable - Stockholder

The Company received an $18,208 in loans from one of its stockholders from July 28, 2008 through September 30, 2008.  The loan is due on demand and has no stated interest rate. The Company has recorded an imputed interest rate of approximately 8.25% per annum on this loan.

NOTE 5 – Common Stock

On July 28, 2008, the Company issued 2,000,000 shares of Common Stock for $200 to the Company’s President.

On July 28, 2008, the Company issued 6,000,000 shares of Common Stock valued at par, $0.0001 per share, totaling $600, as a consideration for the resignation of the Company’s former President and sole director.

NOTE 6 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 7 – Subsequent Events

The Company recently entered into a non-binding (on either party) LOI (Note 1) dated December 7, 2008 and executed December 23, 2008 to acquire no later than February 15, 2009 Hickory Creek for $3.0 million, of which $1.5 million will be an equity payment to the members of Hickory Creek and $1.5 million in cash.    All terms and conditions concerning the acquisition shall be stated in a purchase agreement acceptable to both parties on or prior to January 31, 2009. Failure by the parties to execute a purchase agreement on or prior to January 31, 2009 shall terminate the LOI without penalty to either party. The Hickory Creek acquisition requires the Company to raise $3.0 million in financing and there are no assurances that this funding can be completed. Further, Hickory Creek is in its early stages of development or growth, and without an established record of sales or earnings. In this regard, we will be subject to numerous risks inherent in the energy business, operations and funding of early stage or potential emerging growth energy companies.

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

Within the 90 days prior to the filing date of this annual report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective in alerting it in a timely manner to information relating to the Company required to be disclosed in this report.

The Company's management, which is comprised of Daniel J. DelSonno and Charles Giannetto, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our officers and employees identified material weaknesses (as defined by standards established by the Public Company Accounting Oversight Board). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented of detected on a timely basis.

The material weaknesses related to the Company are an inadequate segregation of duties within our accounting function and our difficulty in evaluating, applying, and documenting complex accounting principles, and preparing a complete report without major errors. The Company initially failed to properly record accrued legal fees and accrued financing fees associated with the advances made to the company from Intriex, Inc. Management has decided that the risks associated with inadequate segregation of duties and its difficulty in evaluating, applying, and documenting complex accounting principles, and preparing a complete report without major errors t  do not justify the expenses that would need to be incurred to remedy these weakness especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to and find personnel qualified to evaluating, applying, and documenting complex accounting principles, and preparing a complete report without major errors.

Internal Controls Over Financial Reporting

During the period from September 30, 2007 to September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholder.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Daniel DelSonno , and Charles Giannetto our officers and directors, may be involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise.

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

 The Company has no existing agreement for a business combination or other transaction. Provided, however the Company does have a Non- Binding Letter of Intent for the Hickory Creek merger.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity with the exception of Hickory Creek. No assurances can be given that we will successfully identify and evaluate suitable energy business opportunities or that we will conclude a business combination. Management has identified the energy industry or business for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target energy company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our sole officer has not entered into a written employment agreement with us but is expected to do so in the foreseeable future.  .

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

Control by Majority Shareholder.

Our Majority Shareholder currently owns 77.8% of all the issued and outstanding capital stock of the Company. Consequently, the Majority Shareholder controls the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

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

None

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

(a) Identification of Directors and Executive Officers.

A. Identification of Directors and Executive Officers. The current officers and directors will serve for one year or until their successor(s) are elected and qualified. They are:

Name	Age	Position
Charles Giannetto	54	CEO, Director
Daniel J. DelSonno	60	President, CFO Director

Daniel DelSonno, the Company’s President, and Director, has been the president since July 28, 2008. Mr. Giannetto has been the CEO and a Director since December 5, 2008

Resume

Mr. DelSonno’s  work history spans 35 years, with the majority of the first ten in sales, honing his skills as a negotiator and closer. He spent the majority of his career in positions that have allowed him to utilize one of his greatest strengths, which is creating and implementing presentations.

From 1981- 1988 Mr. DelSonno owned and operated a marketing company that sold three time share resorts in the upper Florida Keys; Florida Bay Club, Key Largo, Port Largo Villas, Key Largo and Top Sider Resort  Islamorada. In 1988 Mr. DelSonno turned his attention to the financial markets and he began commodity trading which continued through 1990. This began a new chapter in his sales career, as Mr. DelSonno began raising funds for small to mid cap companies to execute expansion of a proven business model. I was involved in the vetting process for venture capital funds as well as for private investors.

Charles Giannetto, age 54, is a graduate of the University of Minnesota. Mr. Giannetto received his law degree from William Mitchell College of Law in 1980. After graduation, he worked for the firm of Michaels Seeger Rosenbald and Arnold, Attorneys, Rochester, Minnesota (now Dunlap & Seeger) for ten years and has been a solo practitioner since then, with an emphasis on corporate and securities law and commercial real estate finance.

He has over 33 years business and legal experience including SEC public company experience and investment banking. Mr. Giannetto has performed the duties of Public company general counsel and operations executive, in addition to being an active Board Member.  He has complete deal making experience including public offerings, private placement and M&A transactions, and commercial real estate, finance, and construction experience. He has also lead several workouts and turnarounds. He has managed multiple functions including finance, compliance and operations and has extensive experience with financial institutions, investors, stock exchanges and the SEC. Mr. Giannetto also has experience with bankruptcy workouts and DIP appointments

Recently, Mr. Giannetto was an officer and director of EOS Holdings Corp., an investment banking and commercial real estate firm in Orlando, FL. Previously, Mr. Giannetto was the Chief Legal Officer and Director for CALI Holdings, Inc., and Kairos Holdings Inc, both publicly traded investment companies under the Investment Company Act of 1940. Mr. Giannetto’s legal, investment banking, and deal experience spans 33 years.

Prior to law school, Mr. Giannetto was an executive responsible for operations and corporate duties with a medium sized real estate development company involved in development and construction of hotels, apartment buildings, parking structures and other commercial structures.

The term of office of each director expires at the Company's annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

 B. Significant Employees. None.

C. Family Relationships. None.

D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years. Provided however, Mr. Giannetto filed for personal bankruptcy (unrelated to any business interests) and received a discharge on April 30, 2007. Mr. Giannetto recently accepted a position as CEO and director of Company.

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

The Company’s officers and directors have had preliminary contact and discussions with representatives of other entities regarding a business combination in the energy business with us. Further, no acquisitions, mergers, or business combinations between the Company and another entity or business have occurred nor are any such transactions pending. Provided however, there is a Non Binding Letter of Intent for a possible merger with Hickory Creek.

ITEM 10. EXECUTIVE COMPENSATION.

The Company’s officers and directors have not received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company’s officers and directors intend to devote only a few hours a week to our affairs.

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

Name and Address	Position in the Company	Amount and Nature of Beneficial Ownership	Percentage of Class
Daniel Del Sonno 36320 N. County Rd. 44A Eustis, FL 32736	President and Director	2,000,000	22.2%

Charles Giannetto 8815 Conroy Windermere Rd Orlando, FL 32835	Director	-0-	-0-%

Mary Passalaqua
106 Glenwood Drive S.
Liverpool, NY 13090		7,000,000	77.8%

All Officers and Directors as a group		2,000,000	22.2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company received two advances from Mary Passalaqua, the Company’s sole stockholder on August 16, 2006 and August 28, 2006, in the amounts of $139 and $10,000 respectively. On August 28, 2006, the total amount owed by the Company for the advances was decreased by $100 with the purchase of 1,000,000 shares of common stock at $0.0001 by Mary Passalaqua. The Company received a further advance of $8,082 during the year ended September 30, 2007 from the sole stockholder.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

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

(b) Reports on Form 8-K. None

ITEM 14. PRINCIPAL ACCOUNATANT FEES AND SERVICES

The Company’s sole independent registered accounting firm Marcum & Kliegman LLP conducted an audit and quarterly reviews for the Company, and for the period ended September 30, 2008, the Company has incurred approximately $ 15,000 in audit fees for these services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

PTL Energy Inc,

Date: January 7, 2009	By:	/s/ Daniel J. DelSonno
Daniel J. DelSonno
Principal Financial Officer
	By:	/s/ Charles Giannetto
Charles Giannetto
CEO